Form 10-K
period 2002-12-31
DYNACORE PATENT LITIGATION TRUST
filed 2003-03-28
CIK 1193415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSACTION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) of the
                             SECURITIES ACT OF 1934

(Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

OR

[  ]   Transition Report Pursuant To Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from _________ to _________

                        Commission file number 000-50020

                        DYNACORE PATENT LITIGATION TRUST
             (Exact name of registrant as specified in its charter)

                              Delaware 74-6498884
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
           incorporation or organization)

            9901 IH 10 West, Suite 800; San Antonio, Texas 78230-2292
              (Address of principal executive office and zip code)

        Registrant's telephone number, including area code (210) 558-2898

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   ------------------------         --------------------------------------------
Trust Beneficial Interests                           Not Applicable


           Securities registered pursuant to Section 15(d) of the Act:

                                      None
                                      ----
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _.

                                                                   .
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _No X.
    -----     ---

    As of March 13, 2003, 9,977,690 Beneficial Interests in the Dynacore Patent Litigation Trust were outstanding. The aggregate market value (based upon the last reported sale price of the Beneficial Interests) of the Beneficial Interests held by non-affiliates was approximately $78 thousand. (For purposes of calculating the preceding amount only, the Trustees of the registrant are assumed to be affiliates.)

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ___ No X.

                                     PART I

ITEM 1.           Business.

The Dynacore Patent Litigation Trust (the "Trust") was formed as a Delaware grantor trust on December 18, 2000 pursuant to a Trust Agreement (the "Trust Agreement") which was approved by the United States Bankruptcy Court for the District of Delaware as part of an Amended Plan of Reorganization (the "Plan") adopted by Dynacore Holdings Corporation (the "Company," now known as "The CattleSale Company") in connection with the Company's petition for relief under Chapter 11 of the United States Bankruptcy Code. Ten million non-voting beneficial interests in the Trust (the "Beneficial Interests") were issued, of which 9,977,690 were outstanding as of December 31, 2002.

The Trust's sole business is to prosecute and enforce the two existing patent infringement cases brought by the Company in connection with United States Patent Nos. 5,008,879 and 5,077,732 (collectively, the "Patents") which were assigned to the Trust upon its formation (collectively, the "Patent Litigation"). The Patents are described below in Item 2 under the heading "Properties." The Patent Litigation is described in Item 3 below under the heading "Legal Proceedings."

In the event the Trust receives any economic benefit from the Patent Litigation, whether through settlement or successful prosecution, the net proceeds will be distributed to the holders of the Beneficial Interests.

The Trust will continue in existence for a period of five years or until the distribution of all of its property, whichever occurs first. However, if the Trustees determine that it is necessary to extend the duration of the Trust to accomplish its purposes, an application may be made to the Court, not later than eight months prior to the fifth and tenth anniversaries of the Trust, for an order extending the duration of the Trust for additional five year periods.

ITEM 2.           Properties.

The sole property owned by the Trust is all of the right, title and interest in the Patent Litigation which was transferred to the Trust by the Company for prosecution and enforcement, or settlement and compromise, on behalf and for the benefit of the beneficiaries of the Trust.

The Patents relate to computer network technology. The Company, which had principally been engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products, both hardware and software, believed the Patents, which it considered to be valuable proprietary assets, covered most products introduced by various suppliers to the networking industry and that the Patents dominated certain types of dual-speed technology introduced by various industry leaders. The Company sought to maximize the value of the Patents through royalty and/or licensing arrangements and sought to protect them from infringement by other parties through litigation.

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of December 31, 2002, the aggregate outstanding principal amount of these loans was $794,209, together with accrued interest of $66,596. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.
    .
ITEM 3.           Legal Proceedings.

The Patent Litigation described below are the only actions transferred to the Trust by the Company that are still pending. They were filed in the Southern District of New York for infringement of Patent 5,077,732 (the "'732 Patent").

Dynacore Patent Litigation Trust v. U.S. Philips Corporation, STMicro-electronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012 (LTS)
------------------------------------------
(GWG), filed June 6, 2001.

Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action
--------------------------------------------------------------
No. 01-CV-10978 (LTS) (GWG), filed November 30, 2001.


The suits, each of which seek an injunction and unspecified damages, allege that the Institute of Electrical and Electronic Engineers' standard for the computer and electronics industry known as the 1394 standard utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard.

On August 19, 2002 and February 3, 2003, the Trust settled with Motorola, Inc. and Eastman Kodak Company, respectively. On February 11, 2003, the remaining defendants' motion for summary judgment was granted. The Trust intends to appeal this decision. If the summary judgment is not vacated, the Trust will be precluded from further pursuing these cases.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     PART II

ITEM 5. Market for Registrant's Beneficial Interests and related Stockholder Matters.

There is no established market for the Beneficial Interests in the Trust. The Beneficial Interests were not quoted in the automated quotation system of a registered securities association nor were there any quotations or any bids for the beneficial interests until January 2003 when the Beneficial Interests began trading over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc under the symbol DYHCS.PK. Until then, sales of Beneficial Interests, if any, were made in privately negotiated transactions.

As of March 13, 2003, there were approximately 2,393 holders of record and 9,977,690 outstanding Beneficial Interests.

ITEM 6.           Selected Financial Data.

Selected Financial Data
Five-Year Comparison (1)
(In whole dollars)


                                                                                2002           2001            2000
-------------------------------------------------------------------------------------------------------------------
Operating Results for the Fiscal Year
Total revenue                                                                $50,000             $0              $0
Operating income (loss)                                                     (851,255)          (269,803)     (1,250)
Net income (loss)                                                           (851,255)          (269,803)     (1,250)
Basic earnings (loss) per Beneficial Interest                                   (.09)              (.03)          -
Diluted earnings (loss) per Beneficial Interest                                 (.09)              (.03)          -

Financial Position at End of Fiscal Year
Current assets                                                               $28,750          $28,750       $28,750
Fixed assets, net                                                                  -                -             -
Total assets                                                                  28,750           28,750        28,750
Current liabilities                                                          293,755           93,797        30,000
Long-term debt                                                               857,303          206,006             -
Beneficial Interest holders' equity (deficit)                             (1,122,308)        (271,053)       (1,250)

Other Information
Average Beneficial Interests outstanding                                   9,977,690        9,977,690     9,977,690
Number of beneficial Interest holders of record                                 2393              505           505
Number of employees                                                                0                0             0

(1) The Trust was established on December 18, 2000. Therefore, the information furnished is for all periods in which the Trust was operating.

No cash dividends on the Beneficial Interests have been declared during any of the above periods.

See notes to Consolidated Financial Statements and Management Discussion and
Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview

On May 3, 2000, the Company, then known as Datapoint Corporation, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Court. On October 12, 2000, the Company filed its Plan, which was approved by the Court on December 5, 2000. On December 18, 2000, the Trust was formed and ten million Beneficial Interests, representing equity interests in the Trust, were issued. As of March 13, 2003, 9,977,690 Beneficial Interests were outstanding since 22,310 beneficial interests were not claimed.

Pursuant to the confirmed Plan, among other things: (i) debenture holders and other unsecured creditors of the Company received 40% of the Beneficial Interests, (ii) holders of the Company's preferred stock, par value $1.00 per share, received 3.5% of the Beneficial Interests, (iii) and the reorganized Company received the remaining 56.5% of the Beneficial Interests. Subsequently, the Company transferred 12% of the Beneficial Interests to individual employees and non-employee directors as part of their compensation arrangements. On December 18, 2002, the Company's Board of Directors approved a dividend of the Company's remaining 44.5% interest in the Trust to its stockholders of record on December 20, 2002. The dividend was payable on January 3, 2003.

The Trust's sole business is to prosecute and enforce the two existing patent infringement cases (collectively, the "Patents") brought by the Company in connection with United States Patent Nos. 5,008,879 and 5,077,732 which were assigned to the Trust upon its formation (collectively, the "Patent Litigation").

The Patents relate to computer network technology. The Company, which had principally been engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products, both hardware and software, believed the Patents, which it considered to be valuable proprietary assets, covered most products introduced by various suppliers to the networking industry and that the Patents dominated certain types of dual-speed technology introduced by various industry leaders. The Company sought to maximize the value of the Patents through royalty and/or licensing arrangements and sought to protect them from infringement by other parties through litigation.

The Patent Litigation described below are the only actions transferred to the Trust by the Company that are still pending. They were filed in the Southern District of New York for infringement of Patent 5,077,732 (the "'732 Patent").

Dynacore Patent Litigation Trust v. U.S. Philips Corporation, STMicro-electronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012 (LTS)
-----------------------------------------
(GWG), filed June 6, 2001.

Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action
--------------------------------------------------------------
No. 01-CV-10978 (LTS) (GWG), filed November 30, 2001.


The suits, each of which seek an injunction and unspecified damages, allege that the Institute of Electrical and Electronic Engineers' standard for the computer and electronics industry known as the 1394 standard utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard.

On August 19, 2002 and February 3, 2003, the Trust settled with Motorola, Inc. and Eastman Kodak Company, respectively. On February 11, 2003, the remaining defendants' motion for summary judgment was granted. The Trust intends to appeal this decision. If the summary judgment is not vacated, the Trust will be precluded from further pursuing these cases.

Financial Condition

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of December 31, 2002, the aggregate outstanding principal amount of these loans was $794,209, together with accrued interest of $66,596. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

The Trust's most significant cash source has been the loans from the Company described above. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principal to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the next year. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed on its financial statements, and the adverse summary judgment described above, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.
Results of Operations

For the year ended December 31, 2002, the Trust incurred a net loss of $851,255. Included in this loss are legal fees related to litigation of $671,469, other costs related to the litigation of $87,220, accounting fees of $17,250, general legal fees of $36,615, Trustee fees of $31,500 and interest expense of $57,201 payable to the Company for loans then outstanding. Also included is $50,000 of proceeds from Patent Litigation settlements.

For the year ended December 31, 2001, the Trust incurred a net loss of $269,803. Included in this loss are legal fees related to the Patent Litigation of $228,349, other costs related to the Patent Litigation of $2,059, Trustee fees of $30,000, and interest expense of $9,395 payable to the Company for the loans then outstanding.

For the year ended December 31, 2000, the Trust reported a net loss of $1,250. As the Trust did not begin incurring legal and professional fees until 2001, the $1,250 represents earned Trustee fees.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Trust. The actual results of the Trust could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number and amounts of patent litigations and/or settlements that are successful, the amount of funding required to continue the litigations, economic conditions, changes in tax and other governmental rules and regulations applicable to the Trust, and other risks. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Trust or its management are intended to identify forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As discussed in Item 2 "Properties" and Note 3 of the Consolidated Financial Statements under the heading "Loan Payable," as of December 31, 2002, the Trust has an outstanding debt to the Company of $794,209, together with accrued interest of $66,596. Since the original terms of the loan arose from the Plan and not as a result of an arm's-length transaction, it is not practicable to assess the current fair value of the loan. In addition, as a result of the 12% fixed interest rate, increases in interest rates could make the liability less valuable; conversely, decreases in interest rates could make it more valuable.

INDEX TO FINANCIAL STATEMENTS





                                                                           Page

Report of Marks Paneth & Shron LLP
  Independent Auditors                                                      10

Financial Statements

  Statements of Operations for the year ended December 31, 2002
  and 2001 and the period December 19 - 31, 2000                            11


  Balance Sheets as of December 31, 2002 and 2001                           12


  Statements of Cash Flows for the year ended December 31, 2002
  and 2001 and the period December 19 - 31, 2000                            13

  Statements of Beneficial Interest Holders' Equity (Deficiency)
  for the year ended December 31, 2002, and 2001
  and the period December 19 - 31, 2000                                     14


Notes to Financial Statements                                               15

REPORT OF INDEPENDENT AUDITORS


The Trustees
Dynacore Patent Litigation Trust


We have audited the accompanying balance sheets of the Dynacore Patent Litigation Trust as of December 31, 2002 and 2001 and the related statements of operations, Beneficial Interest holders' equity (deficiency), and cash flows for the years ending December 31, 2002 and December 31, 2001 and the period December 19 to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ending December 31, 2002 and December 31, 2001 and the period December 19 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As shown in the financial statements, the Trust incurred a net loss of $851,255 during the year ended December 31, 2002 and, as of that date, had a working capital deficiency of $265,005 and a negative net worth of $1,122,308. In addition, as described in Note 4 to the financial statements, the Trust lost a motion for summary judgment, which, if not overturned on appeal, would preclude the Trust from further pursuit of the litigation described therein. Those conditions raise substantial doubt about the Trust's ability to continue as a going concern. The Trust's plans and intentions are more fully described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marks Paneth & Shron LLP

New York, New York
February 22, 2003

STATEMENTS OF OPERATIONS
Dynacore Patent Litigation Trust
December 31, 2002, 2001 and 2000
(in whole dollars)



                                                            2002        2001              2000
-------------------------------------------------------------------------------------------------
Revenue:
Proceeds from Patent Litigation/Settlements            $ 50,000       $ --                $--
                                                       ------------------------------------------

Costs and expenses:
Legal fees related to litigation                       $671,469       $228,349            $--
Other Expenses related to litigation                     87,220          2,059             --
General legal fees                                       36,615             --             --
Accounting fees                                          17,250             --             --
Trustee fees                                             31,500         30,000              1,250
Interest expense                                         57,201          9,395             --
                                                        ----------------------------------------
Total costs and expenses                                901,255        269,803              1,250
                                                       ------------------------------------------

Net loss                                              $(851,255)     $(269,803)           $(1,250)
                                                      ===========================================


Loss per unit of Beneficial Interest:                     $(.09)         $(.03)           $--
                                                         ========================================

Units of Beneficial Interests outstanding              9,977,690     9,977,690           9,977,690


See accompanying Notes to Financial Statements.


BALANCE SHEETS
Dynacore Patent Litigation Trust
December 31, 2002 and 2001
(in whole dollars)


                                                                                             2002                2001
                                                                                             ----                ----
Assets

Current assets:
     Prepaid trustee fees                                                                 $28,750             $28,750
                                                                                          -------             -------
         Total current assets                                                              28,750              28,750

                                                                                           28,750             $28,750
                                                                                           ======             =======

Liabilities and Beneficial Interest holders' Equity (Deficit)

Current liabilities:
    Accrued  legal expenses                                                               263,755              63,797
    Accrued trustee fees                                                                   30,000              30,000
                                                                                           ------              ------
        Total current liabilities                                                         293,755              93,797

Interest payable                                                                           66,596               9,395
Loans payable                                                                             790,707             196,611

Beneficial interestholders' equity (deficit):
    Beneficial interests authorized 10,000,000; issued and                                     --                  --
    outstanding 9,977,690
    Accumulated Deficit                                                               (1,122,308)           (271,053)
                                                                                      ----------            ---------
        Total Beneficial Interest holders' equity (deficit)                           (1,122,308)           (271,053)
                                                                                      -----------           ---------
                                                                                         $28,750             $28,750
                                                                                         =======             =======

See accompanying Notes to Financial Statements.


STATEMENTS OF CASH FLOWS
Dynacore Patent Litigation Trust
December 31, 2002, 2001 and 2000
(in whole dollars)



                                                                         2002              2001             2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $(851,255)       $(269,803)       $(1,250)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Increase  in prepaids                                                         --               --         (28,750)
Increase  in accrued expenses and interest payable                       257,159           73,192          30,000
                                                                         ----------------------------------------
Net cash used in operating activities                                   (594,096)        (196,611)             --
                                                                        -----------------------------------------

Net cash provided from (used in) investing activities                         --               --              --

Cash flows from financing activities:
Loan proceeds from the Company                                           594,096          196,611              --
                                                                         ----------------------------------------
Net cash provided from financing activities                              594,096          196,611              --
                                                                         ----------------------------------------

Net increase (decrease) in cash and cash equivalents                          --               --              --
Cash and cash equivalents at beginning of period                              --               --              --
                                                                      -------------------------------------------
Cash and cash equivalents at end of period                                  $ --               $--             $--
                                                                            ======================================

Cash payments for:
Interest                                                                      $--              $--             $--
Income taxes                                                                  $--              $--             $--


See accompanying Notes to Financial Statements.

STATEMENTS OF BENEFICIAL INTEREST HOLDERS' EQUITY (DEFICIENCY)
Dynacore Patent Litigation Trust
December 31, 2002,  2001 and 2000
(in whole dollars)


                                                      Accumulated Deficit

Balance at December 18, 2000                                 $       --
                                                             ==========

Net loss                                                         (1,250)
                                                                 -------

Balance at December 31, 2000                                 $   (1,250)
                                                             ===========

Net loss                                                       (269,803)
                                                               ---------

Balance at December 31, 2001                                  $(271,053)
                                                              ==========

Net loss                                                       (851,255)
                                                               ---------

Balance at December 31, 2002                                $(1,122,308)
                                                            ============


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
Dynacore Patent Litigation Trust
December 31, 2002, 2001 and 2000
(in whole dollars)

1.       Summary of Significant Accounting Policies

Fiscal Year

The Dynacore Patent Litigation Trust (the "Trust") was established on December 18, 2000 (see Note 2 below for more detail) and utilizes a calendar year for financial reporting purposes. All references to December 31, 2000 cover the period of December 19 through December 31, 2000.

Income Taxes

For Federal income tax purposes, the Trust is treated as a "grantor trust" and consequently, is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. As such, all items of income, deduction, or credit are treated as belonging to the trust grantors, the holders of the Beneficial Interests, and will be reported on behalf of such holders to the extent that income is realized by the Trust.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risk Concentration/Going Concern

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the next year. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed on its financial statements, and the adverse summary judgment described in Note 4, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.

2.       Establishment of Trust

Formation

On May 3, 2000, the Company, then known as Datapoint Corporation, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Court"). On October 12, 2000, the Company filed its Amended Plan of Reorganization (the "Plan") which was approved by the Court on December 5, 2000. On December 18, 2000, the Trust was formed and ten million Beneficial Interests, representing equity interests in the Trust, were issued.

Pursuant to the confirmed Plan, among other things: (i) debenture holders and other unsecured creditors of the Company received 40% of the Beneficial Interests, (ii) holders of the Company's preferred stock, par value $1.00 per share, received 3.5% of the Beneficial Interests, (iii) and the reorganized Company received the remaining 56.5% of the Beneficial Interests. Subsequently, the Company transferred 12% of the Beneficial Interests to individual employees and non-employee directors as part of their compensation arrangements. On December 18, 2002, the Company's Board of Directors approved a dividend of the Company's remaining 44.5% interest in the Trust to its stockholders of record on December 20, 2002. The dividend was payable on January 3, 2003.

Purpose

The Trust's sole business is to prosecute and enforce the two existing patent infringement cases brought by the Company in connection with United States Patent Nos. 5,008,879 and 5,077,732 (collectively, the "Patents") which were assigned to the Trust upon its formation (collectively, the "Patent Litigation"). The Patent Litigation is described in Note 4 below under.

Term

The Trust will continue in existence for a period of five years or until the distribution of all of its property, whichever occurs first. However, if the Trustees determine that it is necessary to extend the duration of the Trust to accomplish its purposes, an application may be made to the Court, not later than eight months prior to the fifth and tenth anniversaries of the Trust, for an order extending the duration of the Trust for additional five year periods.

Trustees

There are three Trustees of the Trust, each of whom receives an annual fee of $10,000 and reimbursement of reasonable and necessary expenses. In addition, each Trustee is entitled to receive 1% of the gross consideration recovered by the Trust from the Patent Litigation.

3.       Loan Payable

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of December 31, 2002, the aggregate outstanding principal amount of these loans was $794,209, together with accrued interest of $66,596. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

It is not practicable to assess the current or original fair market value of the debt because the original terms arose under the Plan and not as a result of an arm's-length transaction.

4.       Patent Litigation

The Patents relate to computer network technology. The Company believed the Patents, which it considered to be valuable proprietary assets, covered most products introduced by various suppliers to the networking industry and that the Patents dominated certain types of dual-speed technology introduced by various industry leaders. The Company sought to maximize the value of the Patents through royalty and/or licensing arrangements and sought to protect them from infringement by other parties through litigation.

The Patent Litigation described below are the only actions transferred to the Trust by the Company that are still pending. They were filed in the Southern District of New York for infringement of Patent 5,077,732 (the "'732 Patent.")

Dynacore Patent Litigation Trust v. U.S. Philips Corporation, STMicro-electronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc.,
-----------------------------------------
Civil Action No. 01-CV-5012 (LTS) (GWG), filed June 6, 2001.

Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation,
----------------------------------------------------------------
Civil Action No. 01-CV-10978 (LTS) (GWG), filed November 30, 2001.


The suits, each of which seek an injunction and unspecified damages, allege that the Institute of Electrical and Electronic Engineers' standard for the computer and electronics industry known as the 1394 standard utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard.

On August 19, 2002 and February 3, 2003, the Trust settled with Motorola, Inc. and Eastman Kodak Company, respectively.

On February 11, 2003, the remaining defendants' motion for summary judgment was granted. The Trust intends to appeal this decision. If the summary judgment is not vacated, the Trust will be precluded from further pursuing these cases.

5.       Accrued Expenses

                                                 2002             2001
                                          ------------------- --------------
Legal fees related to litigation                  $215,299        $63,797
Other costs related to the litigation               19,163             --
General Legal                                       29,293             --
                                          ------------------- --------------
                                                  $263,755        $63,797
                                          =================== ==============

6.       Certain Relationships and Related Transactions

Asher B. Edelman, one of the Trustees, is Vice Chairman of the Company's Board of Directors, and Chairman of its Executive Committee. Gerald N. Agranoff, another Trustee, is the Company's Vice President and Secretary, General Counsel and a member of its Board of Directors. During fiscal year 2002, Mr. Edelman was Chairman of the Company's Board of Directors and Chief Executive Officer. During that period, Mr. Agranoff was the Company's Acting President, its Secretary and Vice Chairman of the Board of Directors.

7.       Contingencies

The Trust is not currently aware of any matter, which if decided adversely to the Trust, would result in a liability to the Trust, except that as a result of the adverse summary judgment, the defendants may file claims against the Trust for costs and attorney's fees. The amount of a claim against the Trust for such costs and fees cannot be reasonably estimated but is likely to be material.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant.

There are three Trustees of the Trust, each of whom has served since the Trust's inception. The Trustees do not have any committees.

Asher B. Edelman, age 63, is the Trust's Principal Executive Officer. He currently serves as the Company's Vice Chairman, as well as Chairman of the Executive Committee. Mr. Edelman joined the Company's Board of Directors as its Chairman in March 1985. In February 1993 he became the Company's Chief Executive Officer. Mr. Edelman served in both capacities until February 25, 2003. In addition, since 1984, Mr. Edelman has been a general partner of Asco Partners, the general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company), a United States registered broker-dealer located in New York City. Since 1991, Mr. Edelman has been the Chairman of the Board of Directors of Canal Capital Corporation, a real estate company located in New York City and, since 2001, has been a member of the Board of Directors of Perini Corp., a construction company located in Framingham, Massachusetts. He is also a general partner and/or manager of various investment partnerships and funds, including Asher B. Edelman & Associates, LLC, a manager for a value oriented investment fund.

Gerald N. Agranoff, age 56, is the Trust's Principal Financial Officer. He is a continuing member of the Board and is a Vice President and Secretary of the Company, as well as its general counsel. Until February 25, 2003, Mr. Agranoff was the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board. Mr. Agranoff is a general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership formed in 1995 by the members of one family to consolidate their activities. Mr. Agranoff is not a member of the family. Mr. Agranoff has been a general partner of Asco Partners since 1984, having become its general counsel in 1982 and, since 1998, has been a member of Asher B. Edelman & Associates, LLC. Since 1987, Mr. Agranoff has been a general partner of Plaza Securities Company, L.P., a securities company located in New York City. Since 1984, he has been a director of Canal Capital Corporation and, since 1990, has been a director of Bull Run Corporation, a sports and affinity marketing company located in Atlanta, Georgia. He is also counsel to the New York City law firm Pryor, Cashman, Sherman & Flynn.

Fred Ehrman, age 66, is an investment adviser and has been vice chairman of BMI Capital since 1998. BMI Capital is an investment advisor located in New York City.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Trust believes that, during the year ended December 31, 2002, its Trustees complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.          Executive Compensation

Each Trustee of the Trust receives an annual fee of $10,000 and reimbursement of reasonable and necessary expenses. In addition, each Trustee is entitled to receive 1% of the gross consideration recovered by the Trust from the patent litigations, before repayment of the loans.

Summary Compensation Table

The following table sets forth certain information regarding all cash compensation paid or accrued for services rendered by the Trustee's for the last three fiscal years.

------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long-Term

                                                       Annual Compensation                 Compensation
                                          ----------------------------------------------------------------
                                          -----------------    ------     -------------   -------------
                                                                          Other Annual    Stock Options        All Other
Name                           Year         Trustee Fees       Bonus      Compensation     Granted (#)       Compensation
------------------------------------------                                                                --------------------
                                          ----------------------------------------------------------------
Asher B. Edelman               2002           $10,000            -              -               -             $     500 (1)
                               2001            10,000            -              -               -                     -
                               2000              -               -              -               -                     -
------------------------------------------------------------------------------------------------------------------------------
Gerald N. Agranoff             2002           $10,000            -              -               -             $     500 (1)
                               2001            10,000            -              -               -                     -
                               2000              -               -              -               -                     -
------------------------------------------------------------------------------------------------------------------------------
Fred Ehrman                    2002           $10,000            -              -               -             $     500 (1)
                               2001            10,000            -              -               -                     -
                               2000              -               -              -               -                     -
------------------------------------------------------------------------------------------------------------------------------

(1) Represents 1% gross consideration from Patent Litigation settlement.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The only person known to the Trust to be a beneficial owner, as of March 13, 2003, of more than five percent (5%) of the Trust's securities, as defined under Exchange Act Rule 13(d)(3), is Asher B. Edelman whose holdings are described in the table appearing below under the heading "Security Ownership of Management."

Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of the Trust's securities by each Trustee and by all of the Trustees as a group as of March 13, 2003.

                                        Beneficial Interests           Percent
Name and Address                         Beneficially Owned            of Class

Asher B. Edelman
Ch. Pecholettaz 9                          1,265,545 (1)                12.7%
1066 Epalinges, Switzerland

Gerald N. Agranoff
9901 IH 10 West Suite 800                    373,940 (2)                 3.7%
San Antonio, Texas 78230-2292

Fred Ehrman
570 Lexington Ave. 11th Floor                499,252                     5.0%
New York, New York 10022

All of the Trustees as a group             2,137,268 (3)               21.4%

(1) Of Mr. Edelman's listed beneficial ownership of 1,265,545 Beneficial Interests, 497,528 Beneficial Interests are owned by Mr. Edelman directly. In addition, (a) 105,859 Beneficial Interests are owned by the Edelman Value Fund, Ltd., for which Mr. Edelman is the sole investment manager; (b) 63,724 Beneficial Interests are owned by Edelman Value Partners, L.P. Mr. Edelman is the sole stockholder of its sole general partner, A. B. Edelman Management Company, Inc.; (c) 58,369 Beneficial Interests are owned by the Edelman Family Partnership, L.P. which is controlled by Mr. Edelman; (d) 94,275 Beneficial Interests are owned by A.B. Edelman Limited Partnership, which is controlled by Mr. Edelman; (e) 631 beneficial interests are owned by Felicitas Partners, L.P., which is controlled by Mr. Edelman; (f) 36,670 Beneficial Interests are owned by Canal Capital Corporation for which Mr. Edelman is directly or indirectly the investment manager; (g) 44,293 Beneficial Interests owned by Plaza Securities Company for which for which Mr. Edelman is directly or indirectly the investment manager; (h) 341,646 Beneficial Interests are owned by Mr. Edelman's wife; (i) 21,081 Beneficial Interests are owned by Irving Garfinkel c/f Christopher Asher Edelman UTMA/NY; and (j) 1,469 Beneficial Interests are owned by the Company, of which Mr. Edelman is Vice Chairman of the Board of Directors. Christopher Edelman is Mr. Edelman's minor son. Mr. Edelman disclaims beneficial ownership of the Beneficial Interests described in items (h), (i) and (j) even though reflected in the table above.

(2) Of Mr. Agranoff's listed beneficial ownership of 373,940 Beneficial Interests, 1,469 Beneficial Interests are owned by the Company, of which Mr. Edelman is a member of the Board of Directors and for which he serves as Vice President, Secretary and general counsel. Mr. Agranoff disclaims beneficial ownership of these Beneficial Interests even though reflected in the table above.

(3) The 1,469 owned by the Company, although reflected as part of each of Messrs. Edelman's and Agranoff's beneficial ownership in the table above, is reflected only once for purposes of determining the number of Beneficial Interests owned by all of the Trustees as a group.

ITEM 13.          Certain Relationships and Related Transactions

The Company is obligated to loan the Trust up to $1,000,000. The terms and conditions of the loan are described above in Item 2 under the heading "Properties."

Asher B. Edelman, a Trustee, is the Company's Vice Chairman of the Board of Directors and Chairman of its Executive Committee.

Gerald N. Agranoff, another Trustee, is the Company's Vice President and Secretary, General Counsel and a member of its Board of Directors.

ITEM 14. Controls and Procedures.

In conjunction with this Annual Report on Form 10-K and their certification of the disclosures herein, Principal Executive Officer Asher B. Edelman and Principal Financial Officer Gerald N. Agranoff evaluated the effectiveness of the Trust's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of the Annual Report, found the disclosure controls and proceedings to be effective.

There have been no significant changes in the Trust's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Messrs. Edelman and Agranoff.

                              Available Information

The Trust does not have its own separate Internet site. However, the Trust will soon provide a hyperlink from the Company's Internet website (www.CattleSale.com) to the Securities and Exchange ("SEC") website where the public may obtain copies of the Trust's Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are electronically filed with the SEC. Interested parties may also directly access the SEC's website which contains reports and other information that the Trust files electronically with the SEC. The address of the SEC's website is http://www.sec.gov. The Trust will provide paper copies of its filings free of charge upon request to William
K. Richardson, Investor Relations.

                                     PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

         (1)      Financial Statements

                  The consolidated financial statements listed in the accompanying index to the financial statements are filed as part of this report.

         (2)      Financial Statement Schedules

                  All other schedules are omitted since they are either not applicable or the required information is shown in the Trust's financial statements or notes thereto. Because the Trust has no subsidiaries, individual financial statements of the Trust are not applicable.

         (3) The exhibits listed in the "Exhibit Index" on page 27 of this Annual Report.

(b) Reports on Form 8-K

         During the last quarter of the period covered by this report, the Trust did not file any reports on Form 8-K.

(c)      Exhibits

         The exhibits listed on the Exhibit Index on page 27 are filed as part of this Annual Report.

(d)      Additional Financial Statement Schedules

         See Item 15(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Dynacore Patent Litigation Trust


By (Signature and Title)     /s/ Asher B. Edelman
                                 Asher B. Edelman, Trustee

Date                March 28, 2003
                    ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)     /s/ Asher B. Edelman
                                 Asher B. Edelman, Trustee

Date                March 28, 2003
                    --------------


By (Signature and Title)     /s/ Gerald N. Agranoff
                                 Gerald N. Agranoff, Trustee

Date                March 28, 2003
                    --------------

                                 CERTIFICATIONS

I, Asher B. Edelman, certify that:

1. I have reviewed this annual report on Form 10-K of Dynacore Patent Litigation Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                        /s/ Asher B. Edelman
       --------------                        --------------------
                                      Name:  Asher B. Edelman
                                             -----------------------
                                      Title:  Trustee, Chief Executive Officer
                                              --------------------------------

                                 CERTIFICATIONS

I, Gerald N. Agranoff,  certify that:

1. I have reviewed this annual report on Form 10-K of Dynacore Patent Litigation Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                          /s/  Gerald N. Agranoff
       --------------                         -----------------------
                                       Name:  Gerald N. Agranoff
                                              ----------------------------------
                                       Title:  Trustee, Chief Financial Officer
                                               ---------------------------------

                                  Exhibit Index



  Exhibit                       Description                          Page

    4.1     Patent Litigation Trust Agreement                          *

    4.2     Dynacore Patent Litigation Trust Form Stock
            Certificate                                                *

   10.1     Amended Plan of Reorganization of Dynacore
            Holdings Corporation                                       *

   10.2     Promissory  Note from Dynacore  Holdings  Corporation,     *
            as maker, and Dynacore Patent Litigation Trust, as borrower

*Incorporated herein by reference to the Trust's Registration Statement on Form 10, as amended (Registration Statement No. 000-50020).