Form 10-Q
period 2003-03-31
DYNACORE PATENT LITIGATION TRUST
filed 2003-05-14
CIK 1193415

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X  ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934
            For the quarterly period ended March 31, 2003
                                             --------------

                                       OR

    [    ]  Transition Report Pursuant To Section 13 or 15(d) Of The Securities
            Exchange Act Of 1934
            For the transition period from ____________ to _______________


                          Commission file number 1-7636

                        DYNACORE PATENT LITIGATION TRUST

             (Exact name of registrant as specified in its charter)



            Delaware                                      74-6498884
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                            9901 IH10 West, Suite 800
                          San Antonio, Texas 78230-2292
              (Address of principal executive office and zip code)

                                 (210) 558-2898
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___.


     As of March 31, 2003, 9,977,690 beneficial interests were outstanding.

                        DYNACORE PATENT LITIGATION TRUST

                                      INDEX




                                                                         Page
                                                                        Number

Part I.  Financial Information

Item I.  Financial Statements

       Statements of Operations for the
       Three months ended March 31, 2003 and 2002                           3


       Balance Sheets as of March 31, 2003 and December 31, 2002            4


       Statements of Cash Flows for the
       Three months ended March 31, 2003 and 2002                           5


       Notes to Financial Statements                                        6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8


Part II.  Other Information

Item 1. Legal Proceedings                                                  10
Item 5. Other Information                                                  10
Item  6. Exhibits and Reports on Form 8-K                                  10


Signature                                                                  11
---------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
STATEMENTS OF OPERATIONS
Dynacore Patent LitigationTrust
(Unaudited)
(in whole $'s)


                                                             Quarter Ended
                                                     Mar. 31,        Mar. 31,
                                                       2003            2002
Revenue:
Proceeds from Patent Litigations/ Settlements        $ 375,000         $      --
                                                     ---------------------------
Total proceeds                                         375,000                --

Costs and expenses:
Legal fees related to Litigation                       181,768           83,538
Other expenses related to litigation                    20,268           24,560
General legal and administrative                        32,009               --
Accounting fees                                          8,000               --
Trustee fees                                            18,750            7,500
Interest expense                                        23,241            7,347
                                                      --------------------------
Total costs and expenses                               284,036          122,945
                                                       -------------------------

Net income (loss)                                    $  90,964        $(122,945)
                                                     ===========================



Net income (loss) per unit of beneficial interest:   $     .01         $   (.01)
                                                     ===========================

Units of beneficial interests outstanding            9,977,690         9,977,690


See accompanying Notes to Financial Statements.

BALANCE SHEETS
Dynacore Patent Litigation Trust
(in whole $'s)


                                                                           (Unaudited)
                                                                          Mar. 31, 2003         Dec. 31, 2002
-------------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                                       $ 118,434        $       --
    Prepaid trustee fees                                                          21,250            28,750
                                                                                --------------------------
        Total current assets                                                     139,684            28,750

                                                                               $ 139,684        $   28,750
                                                                               ===========================

Liabilities and Beneficial Interestholders' Equity (Deficit)

Current liabilities:
    Accrued  legal and administrative expenses                                 $ 286,750        $  263,755
    Accrued trustee fees                                                              --            30,000
                                                                                --------------------------
        Total current liabilities                                                286,750           293,755

Interest payable                                                                  89,837            66,596
Loans payable                                                                    794,441           790,707

Beneficial interestholders' equity (deficit):
    Beneficial interests authorized 10,000,000; issued and
    outstanding 9,977,690                                                             --                --
    Accumulated Deficit                                                       (1,031,344)       (1,122,308)
                                                                              ---------- ------------------
        Total beneficial interestholders' equity (deficit)                    (1,031,344)       (1,122,308)
                                                                              -----------------------------
                                                                               $ 139,684        $   28,750
                                                                               ===========================


See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
Dynacore Patent Litigation Trust
(Unaudited)
(in whole $'s)

                                                                           Three Months Ended
                                                                   Mar. 31, 2003         Mar. 31, 2002
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                      $   90,964      $ (122,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in prepaids                                                        7,500          7,500
Increase in accrued expenses                                               16,236          5,893
                                                                              ------------------
Net cash provided from (used in) operating activities                     114,700       (109,552)
                                                                          -----------------------

Net cash provided from (used in) investing activities                         --              --

Cash flows from financing activities:
Loan proceeds from Dynacore Holdings Corporation                            3,734        109,552
                                                                            --------------------
Net cash provided from financing activities                                 3,734        109,552
                                                                            --------------------

Net increase  in cash and cash equivalents                                118,434             --
Cash and cash equivalents at beginning of period                               --             --
                                                                     ---------------------------
Cash and cash equivalents at end of period                              $ 118,434         $   --
                                                                       ==========================

Cash payments for:
Interest                                                               $       --         $    --
Income taxes                                                           $       --         $    --

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
Dynacore Patent Litigation Trust
March 31, 2003 and 2002
(in whole dollars)


1.       Summary of Significant Accounting Policies

Fiscal Year

The Dynacore Patent Litigation Trust (the "Trust") was established on December 18, 2000 and utilizes a calendar year for financial reporting purposes.

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

Risk Concentration/Going Concern

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. (These fees and expenses have been reflected in the Trust's financial statements pending formalization and consummation of such agreement.) In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the remainder of 2003. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed on its financial statements, and the adverse summary judgment described in Note 3, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.

2.       Loan Payable

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of March 31, 2003, the aggregate outstanding principal amount of these loans was $794,441, together with accrued interest of $89,837. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

It is not practicable to assess the current or original fair market value of the debt because the original terms arose under a court approved Plan of Reorganization and not as a result of an arm's-length transaction.

3.       Patent Litigation

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

The Patent Litigations described below are the only actions transferred to the Trust by the Company that are still pending. They were filed in the Southern District of New York for infringement of Patent 5,077,732 (the "'732 Patent.")

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

Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation,
Civil Action No. 01-CV-10978 (LTS) (GWG), filed November 30, 2001.

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

On August 19, 2002 and February 3, 2003, the Trust settled with Motorola, Inc. and Eastman Kodak Company, respectively.

On February 11, 2003, the remaining defendants' motion for summary judgment was granted. The Trust has filed a timely appeal to reverse this decision. If the summary judgment is not vacated, the Trust will be precluded from further pursuing these cases.


4.       Accrued Expenses

                                            Mar. 31, 2003         Dec. 31, 2002
                                          -------------------  ----------------
Legal fees related to litigation                  $181,768             $215,299
Other costs related to the litigation               35,698               19,163
Accounting fees                                      8,000                   --
General legal and administration                    61,284               29,293
                                          -------------------  ----------------
                                                  $286,750             $263,755
                                          ===================  ================


5.       Certain Relationships and Related Transactions

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

Since the formation of the Trust in December 2000, the Company retained a 56.5% ownership interest in the Trust until August 12, 2002, at which time its ownership interest was reduced to 44.5%. On December 18, 2002, the Company's Board of Directors approved a dividend of this remaining 44.5% to its shareholders of record as of December 20, 2002, which was payable on January 3, 2003.

During the periods of Trust ownership by the Company, the Company maintained and prepared the Trust's financial information and statements, and furnished all of the Trust's administrative support in the course of maintaining its own financial and administrative affairs.

After the Company fully disposed of its ownership interest in the Trust in December 2003, the Company continues to perform such duties on behalf of the Trust and is now billing the Trust for such services rendered. During the three months ended March 31, 2003, the amount of such billing was $28,545 and includes $12,296 for accounting and administrative support and $16,249 for a pro-rata share of the Company's facility and overhead costs.


6.       Contingencies

The Trust is not currently aware of any matter, which if decided adversely to the Trust, would result in a liability to the Trust, except that as a result of the adverse summary judgment, the defendants have filed claims against the Trust for costs and attorney's fees. While the claims for costs and attorney fees are approximately $8 million, the Trust's Counsel has vigorously opposed the claims.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Three Months Ended March 31, 2003 and 2002)


Overview

On February 3, 2003, the Trust settled with Eastman Kodak. Additionally, on February 11, 2003, the remaining defendants' motion for summary judgment was granted. The Trust intends to appeal this decision. If the summary judgment is not vacated, the Trust will be precluded from further pursuing these cases.


Results of Operations

For the three months ended March 31, 2003, the Trust posted net income of $90,964. The proceeds from patent litigations/settlements of $375,000 were reduced by legal fees related to litigation of $181,768, other costs related to the litigation of $20,268, general legal and administrative costs of $32,009, accounting fees of $8,000, trustee fees of $18,750 and interest expense of $23,241 payable to the Company for loans then outstanding.

For the three months ended March 31, 2002, the Trust incurred a net loss of $122,945. Included in this loss are legal fees related to litigation of $83,538, other expenses related to litigation of $24,560, trustee fees of $7,500 and interest expense of $7,347 payable to the Company for loans then outstanding.


Financial Condition

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that as of March 31, 2003, its cash on hand of $118,434 and its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the remainder of 2003. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed on its financial statements, and the adverse summary judgment described in Note 3, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of March 31, 2003 the aggregate outstanding principal amount of these loans was $794,441, together with accrued interest of $89,837. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

It is not practicable to assess the current or original fair market value of the debt because the original terms arose under the Plan and not as a result of an arm's-length transaction.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on page 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated by reference.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the year ended December 31, 2002, for a description of certain legal proceedings heretofore reported.

The Trust is a Plaintiff in a number of actions related to its patents and trademarks, which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q.

Item 5.  Other Information

Principal Executive Asher B. Edelman and Principal Financial Officer Gerald N. Agranoff have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

The Trust filed two reports on Form 8-K during the quarter ended March 31, 2003 as follows:

On February 3, 2003 the Trust filed a Current Report on Form 8-K reporting that had settled its patent infringement lawsuit against Eastman Kodak Company. The financial aspects of the settlement remain confidential pursuant to the terms of the settlement agreement.

On February 12, 2003, the Trust filed a Current Report on Form8-K reporting that the defendants motion for Summary Judgment was granted on February 11, 2003. The Trust intends to appeal this decision.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DYNACORE PATENT LITIGATION TRUST
                                                   (Registrant)






DATE:  May 14, 2003                         /s/ Gerald N. Agranoff
                                            ----------------------
                                            Gerald N. Agranoff
                                            Trustee
                                            (Chief Accounting Officer)

                                 CERTIFICATIONS


I, Asher B. Edelman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynacore Patent Litigation Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                     /s/ Asher B. Edelman
       ------------                     -------------------------------
                                        Name:  Asher B. Edelman
                                        ---------------------------------
                                        Title:  Trustee, Chief Executive Officer
                                        ----------------------------------------

                                 CERTIFICATIONS


I, Gerald N. Agranoff,  certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynacore Patent Litigation Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                 /s/ Gerald N. Agranoff
       ------------                 ----------------------
                                    Name:  Gerald N. Agranoff
                                    ---------------------------------------
                                    Title: Trustee, Chief Financial Officer
                                    --------------------------------------