Form 10-Q
period 2003-06-30
DYNACORE PATENT LITIGATION TRUST
filed 2003-08-12
CIK 1193415

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     (Mark One)
        [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended June 30, 2003

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


     As of June 30, 2003, 9,977,690 beneficial interests were outstanding.

                        DYNACORE PATENT LITIGATION TRUST

                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item I.  Financial Statements

       Statements of Operations for the
        Quarter and six months ended
        June 30, 2003 and 2002                                          3


       Balance Sheets as of June 30, 2003
        and December 31, 2002                                           4


       Statements of Cash Flows for the
        quarter and six months ended
        June 30, 2003 and 2002                                          5


       Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


Part II.  Other Information

Item 1. Legal Proceedings                                               9
Item 5. Other Information                                               9
Item 6. Exhibits and Reports on Form 8-K                                9


Signature                                                              10
---------

Certification                                                          11
---------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
STATEMENTS OF OPERATIONS
Dynacore Patent Litigation Trust
(Unaudited)
(in whole $'s)

                                                              Quarter Ended                     Six Months Ended
                                                      June 30, 2003   June 30, 2002     June 30, 2003    June 30, 2002
                                                      -----------------------------     ------------------------------
Revenue:
Proceeds from Patent Litigations/ Settlements        $      --         $      --           $375,000     $        --
                                                     ------------------------------------------------------------------
Total proceeds                                              --                --            375,000              --

Costs and expenses:
Legal fees related to Litigation                        52,528           225,753            234,296         333,851
Other expenses related to litigation                     6,117                --             26,385              --
General legal and administrative                        37,629                --             69,637              --
Accounting fees                                          3,000                --             11,000              --
Trustee fees                                             7,500             7,500             26,250          15,000
Interest expense                                        24,893            11,669             48,134          19,016
                                                     -----------------------------------------------------------------
Total costs and expenses                             $(131,667)          244,922            415,702         367,867
                                                     -----------------------------------------------------------------

Net income (loss)                                    $(131,667)        $(244,922)          $(40,702)      $(367,867)
                                                     =================================================================



Net income (loss) per unit of beneficial interest:   $   (.01)         $  (.03)            $ (.00)         $  (.04)
                                                     =================================================================

Units of beneficial interests outstanding            9,977,690         9,977,690          9,977,690       9,977,690


See accompanying Notes to Financial Statements.

BALANCE SHEETS
Dynacore Patent Litigation Trust
(in whole $'s)


                                                                           (Unaudited)
                                                                          June 30, 2003       Dec. 31, 2002
------------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                                  $    78,476         $       --
    Prepaid trustee fees                                                       13,750             28,750
                                                                           -----------------------------
        Total current assets                                                   92,226             28,750

                                                                            $  92,226         $   28,750
                                                                           =============================

Liabilities and Beneficial Interestholders' Equity (Deficit)

Current liabilities:
    Accrued  legal and administrative expenses                              $ 288,975         $  263,755
    Accrued trustee fees                                                           --             30,000
                                                                           -----------------------------
        Total current liabilities                                             288,975            293,755

Interest payable                                                              114,730             66,596
Loans payable                                                                 851,531            790,707

Beneficial interestholders' equity (deficit):
    Beneficial interests authorized 10,000,000; issued and
    outstanding 9,977,690                                                          --                 --
    Accumulated Deficit                                                    (1,163,010)        (1,122,308)
                                                                           -----------------------------
        Total beneficial interestholders' equity (deficit)                 (1,163,010)        (1,122,308)
                                                                           -----------------------------
                                                                            $  92,226         $   28,750
                                                                           =============================


See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
Dynacore Patent Litigation Trust
(Unaudited)
(in whole $'s)

                                                                    Six Months Ended      Six Months Ended
                                                                      June 30, 2003         June 30, 2002
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                     $   (40,702)          $   (367,867)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in prepaids                                                       15,000                 15,000
Increase in accrued expenses                                               43,354                 84,601
                                                                      ----------------------------------
Net cash provided from (used in) operating activities                      17,652               (268,266)
                                                                      ----------------------------------

Net cash provided from (used in) investing activities                         --                     --

Cash flows from financing activities:
Loan proceeds from Dynacore Holdings Corporation                           60,824                268,266
                                                                      ----------------------------------
Net cash provided from financing activities                                60,824                268,266
                                                                      ----------------------------------

Net increase  in cash and cash equivalents                                 78,476                    --
Cash and cash equivalents at beginning of period                              --                     --
                                                                      ----------------------------------
Cash and cash equivalents at end of period                            $    78,746           $        --
                                                                      ==================================

Cash payments for:
Interest                                                              $       --            $        --
Income taxes                                                          $       --            $        --


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
Dynacore Patent Litigation Trust
June 30, 2003 and 2002
(in whole dollars)


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

Risk Concentration/Going Concern

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. (These fees and expenses have been reflected in the Trust's financial statements pending formalization and consummation of such agreement.) In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the remainder of 2003. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed in its financial statements, and the adverse summary judgment described in Note 3, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.


2.       Loan Payable

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of June 30, 2003, the aggregate outstanding principal amount of these loans was $851,531, together with accrued interest of $114,730. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

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

     Dynacore Patent Litigation Trust v. U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012
(LTS) (GWG), filed June 6, 2001. Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk
Corporation,Evergreen   Technologies,   Inc.,  Ads  Technologies,   Inc.,
Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action No. 01-CV-10978 (LTS) (GWG), filed November 30, 2001.

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


4.       Accounts Payable/Accrued Expenses

                                          June 30, 2003        Dec. 31, 2002
                                        ------------------- --------------------
Legal fees related to litigation                $232,449             $215,299
Other costs related to the litigation             13,822               19,163
Accounting fees                                    3,000                   --
General legal and administration                  39,704               29,293
                                        ------------------- --------------------
                                                $288,975             $263,755
                                        =================== ====================


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

After the Company fully disposed of its ownership interest in the Trust in December 2002, the Company continues to perform such duties on behalf of the Trust and is now billing the Trust for such services rendered. During the three and six month periods ended June 30, 2003, the amount of such services totaled $28,545 and $57,090 respectively, and includes $12,296 and $24,592 for accounting and administrative support and $16,249 and $32,498, respectively, for a pro-rata share of the Company's facility and overhead costs. These billings have been added to the principal amount of the loan outstanding to the Company.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Three Month and Six Month Period Ended June 30, 2003 and 2002)


Results of Operations

For the three and six month period ended June 30, 2003, the Trust reported a net loss of $131,667 and $40,702, respectively. Included in this loss for the three and six month period ended June 30, 2003 are proceeds from litigation settlements of $0 and $375,000, legal fees related to the litigation of $52,528 and $234,296, other expenses related to the litigation of $6,117 and $26,385, and other expenses related to the administration of the Trust of $48,129 and $106,887, respectively. Also included for the same periods is interest expense of $24,893 and $48,134, respectively.

For the three and six month period ended June 30, 2002, the Trust reported a net loss of $244,922 and $367,867, respectively. Included in this loss for the three and six month period ended June 30, 2002 are legal fees related to the litigation of $225,753 and $333,851 and other expenses related to the administration of the Trust of $7,500 and $15,000, respectively. Also included for the same periods is interest expense of $11,669 and $19,016, respectively.


Financial Condition

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that as of June 30, 2003, its cash on hand of $78,476 and its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the remainder of 2003. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed in its financial statements, and the adverse summary judgment described in Note 3, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of June 30, 2003 the aggregate outstanding principal amount of these loans was $851,531, together with accrued interest of $114,730. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

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

There were no reports on Form 8-K that were filed during the quarter ended June 30, 2003.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DYNACORE  PATENT LITIGATION TRUST
                                              (Registrant)






DATE:  August 12, 2003                    /s/ Gerald N. Agranoff
                                          ----------------------
                                          Gerald N. Agranoff
                                          Trustee
                                          (Chief Accounting Officer)

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


Date:  August 12, 2003           /s/ Asher B. Edelman
                                 ------------------------
                                 Name: Asher B. Edelman
                                 ----------------------------------------
                                 Title:  Trustee, Chief Executive Officer
                                 ----------------------------------------

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


Date:  August 12, 2003               /s/ Gerald N. Agranoff
                                     ----------------------
                                     Name:  Gerald N. Agranoff
                                     ----------------------------------------
                                     Title: Trustee, Chief Financial Officer
                                     ----------------------------------------