Form 10-Q
period 2003-09-30
DYNACORE PATENT LITIGATION TRUST
filed 2003-11-14
CIK 1193415

2

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X  ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934
              For the quarterly period ended September 30, 2003
                                             ------------------

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


     As of September 30, 2003, 9,977,690 beneficial interests were outstanding.

                        DYNACORE PATENT LITIGATION TRUST

                                      INDEX



                                                                        Page
                                                                       Number

Part I.  Financial Information

Item I.  Financial Statements

       Statements of Operations for the
        Quarter and nine months ended Sept. 30, 2003 and 2002            3


       Balance Sheets as of Sept. 30, 2003 and December 31, 2002         4


       Statements of Cash Flows for the quarter and nine months
        ended Sept. 30, 2003 and 2002                                    5


       Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8


Part II.  Other Information

Item 1. Legal Proceedings                                                9
Item 5. Other Information                                                9
Item 6. Exhibits and Reports on Form 8-K                                 9


Signature                                                               10
Certification                                                           11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
STATEMENTS OF OPERATIONS
Dynacore Patent LitigationTrust
(Unaudited)
(in whole $'s)


                                                               Quarter Ended                Nine Months Ended
                                                     Sept. 30, 2003  Sept. 30, 2002    Sept. 30, 2003   Sept. 30, 2002
                                                     ------------------------------    -------------------------------
Revenue:
Proceeds from Patent Litigations/ Settlements ....          --      $    50,000    $   375,000    $    50,000
                                                     ------------------------------------------------------------
Total proceeds ...................................          --           50,000        375,000         50,000

Costs and expenses:
Legal fees related to Litigation .................   $    18,137    $   175,203    $   252,434    $   456,247
Other expenses related to litigation .............         9,160           --           35,545         52,807
General legal and administrative .................        30,197          7,322         99,834          7,322
Accounting fees ..................................          --            6,000         11,000          6,000
Trustee fees .....................................         7,500          7,500         33,750         22,500
Interest expense .................................        25,756         17,144         73,890         36,160
                                                     -----------------------------------------------------------
Total costs and expenses .........................   $    90,750        213,169        506,453        581,036
                                                     -----------------------------------------------------------

Net income (loss) ................................   $   (90,750)   $  (163,169)   $  (131,453)   $  (531,036)
                                                     -----------------------------------------------------------



Net income (loss) per unit of beneficial interest:   $      (.01)   $      (.02)   $      (.01)   $      (.05)
                                                     =========================================================

Units of beneficial interests outstanding ........     9,977,690      9,977,690      9,977,690      9,977,690


See accompanying Notes to Financial Statements.

BALANCE SHEETS
Dynacore Patent Litigation Trust
(in whole $'s)


                                                                (Unaudited)
                                                              Sept. 30, 2003  Dec. 31, 2002
-------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash .................................................   $    18,865    $      --
    Prepaid trustee fees ...................................         6,250         28,750
                                                                   -----------------------
        Total current assets ...............................        25,115         28,750
                                                               $    25,115    $    28,750
                                                                   ======================

Liabilities and Beneficial Interestholders' Equity (Deficit)

Current liabilities:
    Accrued  legal and administrative expenses .............   $   258,313    $   263,755
    Accrued trustee fees ...................................          --           30,000
                                                                   -----------------------
        Total current liabilities ..........................       258,313        293,755

Interest payable ...........................................       140,487         66,596
 payable ...................................................       880,075        790,707

Beneficial interestholders' equity (deficit):
    Beneficial interests authorized 10,000,000; issued and
    outstanding 9,977,690 ..................................          --             --
    Accumulated Deficit ....................................    (1,253,760)    (1,122,308)
                                                                -------------------------
        Total beneficial interestholders' equity (deficit) .    (1,253,760)    (1,122,308)
                                                                -------------------------
                                                               $    25,115    $    28,750
                                                               ==========================


See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
Dynacore Patent Litigation Trust
(Unaudited)
(in whole $'s)

                                                   Nine Months Ended   Nine Months Ended
                                                     Sept. 30, 2003     Sept. 30, 2002
-------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income (loss) ....................................   $(131,453)   $(531,036)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in prepaids .................................      22,500       22,500
Increase in accrued expenses .........................      38,449      117,643
                                                           ---------------------
Net cash provided from (used in) operating activities      (70,504)    (390,893)
                                                           ---------------------

Net cash provided from (used in) investing activities         --           --

Cash flows from financing activities:
Loan proceeds from Dynacore Holdings Corporation .....      89,369      390,893
                                                            --------------------
Net cash provided from financing activities ..........      89,369      390,893
                                                            --------------------

Net increase  in cash and cash equivalents ...........      18,865         --
Cash and cash equivalents at beginning of period .....        --           --
                                                            --------------------
Cash and cash equivalents at end of period ...........   $  18,865         --
                                                            ====================

Cash payments for:
Interest .............................................   $    --      $    --
Income taxes .........................................   $    --      $    --


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
Dynacore Patent Litigation Trust
September 30, 2003 and 2002
(in whole dollars)


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


2.       Loan Payable

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of September 30, 2003, the aggregate outstanding principal amount of these loans was $880,075, together with accrued interest of $140,487. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

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


4.       Accounts Payable/Accrued Legal and Administrative Expenses

                                             Sept 30, 2003       Dec. 31, 2002
                                          ------------------ ------------------
Legal fees related to litigation                $200,586             $215,299
Other costs related to the litigation             15,018               19,163
Accounting fees                                    3,000                   --
General legal and administration                  39,709               29,293
                                        ------------------- -------------------
                                                $258,313             $263,755
                                        =================== ===================


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

After the Company fully disposed of its ownership interest in the Trust in December 2002, the Company continues to perform such duties on behalf of the Trust and is now billing the Trust for such services rendered. During the three and nine month periods ended September 30, 2003, the amount of such services totaled $28,545 and $85,635 respectively, and includes $12,296 and $36,888 for accounting and administrative support and $16,249 and $48,747, respectively, for a pro-rata share of the Company's facility and overhead costs. These billings have been added to the principal amount of the loan outstanding to the Company.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Three Month and Nine Month Period Ended September 30, 2003 and 2002)


Results of Operations

For the three and nine month period ended September 30, 2003, the Trust reported a net loss of $90,750 and $131,453, respectively. Included in this loss for the three and nine month period ended September 30, 2003 are proceeds from litigation settlements of $0 and $375,000, legal fees related to the litigation of $18,137 and $252,434, other expenses related to the litigation of $9,160 and $35,545, and other expenses related to the administration of the Trust of $37,697 and $144,584, respectively. Also included for the same periods is interest expense of $25,756 and $73,890, respectively.

For the three and nine month period ended September 30, 2002, the Trust reported a net loss of $163,169 and $531,036, respectively. Included in this loss for the three and nine month period ended September 30, 2002 are proceeds from litigation settlements of $50,000 and $50,000, legal fees related to the litigation of $175,203 and 456,247, other expenses related to the litigation of $0 and $52,807, and other expenses related to the administration of the Trust of $20,822 and $35,822, respectively. Also included for the same periods is interest expense of $17,144 and $36,160, respectively.


Financial Condition

These financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust's most significant cash source has been The CattleSale Company, formerly known as Dynacore Holdings Corporation (the "Company"), to the extent of the Company's funding commitment of up to $1 million, as described in Note 2. In the event that the Company is unable to fulfill this commitment or if the commitment is fully satisfied, the Trust would require additional cash infusions from other sources in order to continue its pursuit of the Patent Litigation. While no such sources have as yet been identified, in March 2003, the Trust's lead litigation counsel agreed in principle to receive a contingency fee. If counsel and the Trust consummate their agreement, then, among other things, legal fees and expenses would be payable only from proceeds received by the Trust from settlements or favorable judgments. In that event, and taking into consideration Patent Litigation settlement proceeds of $375,000 received by the Trust in February 2003, the Trust believes that as of Septmeber 30, 2003, its cash on hand of $18,865 and its remaining commitment from the Company will be sufficient to finance the Patent Litigation for at least the remainder of 2003. There is a significant possibility, however, in light of the Company's own possible cash shortfall, as disclosed in its financial statements, and the adverse summary judgment described in Note 3, that the Trust's belief in the adequacy of its resources to continue as a going concern will prove to be incorrect.

Under the terms of the Trust Agreement, the Trustees are authorized to borrow from the Company, and the Company is obligated to loan to the Trust, on an unsecured basis, up to $1 million to enable the Trust to pay its costs and expenses, including, but not limited to professional fees, Trustees' compensation and all other reasonable and necessary administrative expenses arising out of the administration of the Trust and the prosecution of the Patent Litigation. All loans by the Company are evidenced by a promissory note bearing interest at 12% per annum. As of September 30, 2003 the aggregate outstanding principal amount of these loans was $880,075, together with accrued interest of $140,487. The Trust is obligated to repay all loans from the Company, and accrued interest thereon, from the first monies received by it from the partial and complete liquidation of the Trust property.

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

Item 4.    Controls and Procedures

         (a) Within the 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including Asher B.Edelman and Gerald N. Agranoff, the Trust's chief executive officer and chief financial officer, respectively, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Messrs.Edelman and Agranoff concluded that the Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission.

(b) There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the Trust's internal controls subsequent to the date the Trust carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






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

There were no reports on Form 8-K that were filed during the quarter ended September 30, 2003.

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      DYNACORE  PATENT LITIGATION TRUST
                              (Registrant)





     November 12, 2003             /s/Gerald N. Agranoff
                                   Gerald N. Agranoff
                                   Trustee
                                   (Chief Accounting Officer)

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


Date:  November 12, 2003                 /s/ Asher B. Edelman
       ---------------
                                       Name:  Asher B. Edelman

                                       Title:  Trustee, Chief Executive Officer

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


Date:  November  12, 2003               /s/ Gerald N. Agranoff
       ---------------              ----------------------
                                    Name:  Gerald N. Agranoff
                                   Title: Trustee, Chief Financial Officer